Form 10KSB
period 2000-12-31
BAYLOR INDUSTRIES INC
filed 2001-03-19
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                     Commission file number: 333-52418

                           BAYLOR INDUSTRIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                   76-0639842
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification No.)

    14601 Bellaire Blvd. Suite 338, Houston, TX                   77083
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 (281) 564-6418
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage pharmaceutical research company, and as such has yet to generating any revenues.

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 2,000,000 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................21
    Item 12. Certain Relationships and Related Transactions................21
    Item 13. Exhibits and Reports on Form 8-K..............................22

SIGNATURES   ..............................................................23



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. The Company's actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect Baylor's results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i)    Business Development, Organization and Acquisition Activities

Baylor Industries, Inc., a developmental stage company, hereinafter referred to as (the "Company") or ("Baylor"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 29, 2000. The original articles of the Company authorized the issuance of twenty-five million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

Baylor Industries, Inc. is a developmental stage company, which plans to produce generic pharmaceutical products, through contract laboratories and manufacturing facilities, for pharmaceutical products that have lost their innovator patent, and no other generics for these products are currently available on the market. The company plans to distribute this product into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

It is the company's hope to enter the marketplace with the first versions of generic drugs, after the innovator patent has expired. There are no guarantees that other generic pharmaceuticals could not enter the market first with a similar product beforehand.

(ii)  Principal Products and Principal Markets

Baylor Industries, Inc. was incorporated to transact any lawful business. The Company hopes to develop a generic pharmaceutical product, utilizing contract laboratory and manufacturing facilities. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products, by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume generic product out weights its return on investment. Baylor Industries, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Baylor Industries, Inc. is to obtain an ANDA (Abbreviated
New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider where or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product. At this time, the Company is still in the process of identifying contract facilities to undertake this work. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Generic products generally sell at 1/3 the price of brand name products; however, profit margins are higher for generic products since the companies do not carry the overhead of research, administration, marketing, plants and equipment.

The Company plans to begin with one product, it will take twelve to eighteen months before the company can expect to generate any revenues. It will take that amount of time to obtain FDA approval to market said product. The Company is evaluating a low volume off-patent product. And, the innovator product's patent expired. Until the evaluation is completed, the Company considers this evaluation proprietary information.

The target product has no known generic competition at this time. Upon release of this product, the Company hopes to capture the current market by achieving an additional one percent of market share for each month the generic product is on the market. It should be cautioned, that the Company hopes to generate sales volume upon the release of the product, provided no other generic equivalents are on the market. If a similar generic product enters the market beforehand, sales results will suffer.

There are a finite number of end customers of generic pharmaceuticals products. If there are multiple generic pharmaceutical products on the market for the same type of product, these products share the total market sales in the marketplace. Generally speaking, the first generic product to enter the marketplace, captures a significant share of the market. Price and distribution also become a major factors in determining which generic product is utilized over a similar product.

The FDA requires that generic products produce a series of studies and the results of its testing before companies are authorized to sell these products. At that time, the FDA will issue an Abbreviated New Drug Application (ANDA), which allows the company to market a product. If the product fails these studies, the entire project and all funding can be lost. It should be pointed out, if the company cannot pass the necessary studies required by the FDA, the Company would be unable to fund additional studies. This could place the Company's future at great risk, to the point, that the Company would not have enough funds to continue in business.

(iii)  Status of Products and Services

To date, the Company has taken the following initiatives and steps in order to further its operations and continues to execute its business plan:

a) On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

b) On December 21, 2000, the Company filed with the U. S. Securities and Exchange Commission for their review and approval a SB-2 Registration to further capitalize the Company by offering for sale 3,000,000 shares of common stock, at a purchase price of $0.025 per share. The completion of this offering would further capitalize the Company by $75,000, less $6,000 in offering costs for a net to the Company of $69,000. Without this funding, the Company will be unable to move its business plan further.

c) The Company has slowly begun the process to identify a generic pharmaceutical product, in which its innovator patent has recently expired.

(iv)  Industry Background and Current Status

The Industry and Potential Effect on the Company's Plan of Operation

The pharmaceutical business has consistently grown in gross profit and revenues. According to the U.S. Department of Commerce, there are currently 1,356 pharmaceutical manufacturers in the U.S. who sell $74.2 billion in pharmaceutical products, in 1997. Generic products account for 50 percent of the unit volume and approximately 30 percent of the total dollar volume.

When a generic pharmaceutical product enters the market place, it is generally priced at a 1/3 discount to the brand name product. As multiple generics enter the marketplace, additional price reductions take place. Frequently, the brand name product's price does not drop. The company manufacturing and selling the brand name product cannot afford to cut the price, since they are burdened, with research, marketing, administration, and plant and equipment costs. Additionally, once FDA approval is obtain, the brand name companies cannot make claims of superiority of their product, since the FDA clearly states they are the same.

There are very few generic pharmaceutical companies who target the lower volume brand name products that have lost their patent. The larger generic pharmaceutical manufacturers, e.g., Zenith, Schein, Major Pharmaceuticals, generally produce and market generic pharmaceutical products, in which the total (generic and innovator) product sales exceed $40 million. They need to target the larger volume product to pay their overhead and expenses. It is the goal of Baylor Industries, Inc. to identify these smaller volume products, and with little overhead, find a contract manufacturer who can adhere to FDA guidelines to replicate these products. If this can be accomplished, the advantage for the Company in the opinion of management, is that, it has very little overhead. Additionally, there are contract manufacturers that will help defray the additional funding needs for a percent of the volume generated by this generic product. If a firm contract can been established with a contract manufacturer, then the Company might consider negotiating a risk sharing agreement to determine the amount of funds available versus the expected return on investment. If any negotiations do take place, one of the factors to be negotiated would be to determine, which entity actually holds the ANDA. The holder of the ANDA is the primary contact with the FDA should they have any concerns with the product. At this time, the Company has no such agreements in place.

The Pharmaceutical Market

There are a number of pharmaceutical products with expired patents that have no generic counterpart in the marketplace. This information can be found on public records. Under the Drug Price Competition and Patent Term Restoration Act (1984 Amendments) the FDA is required to make publicly available a list of approved drug products with monthly supplements. The FDA also publishes through its own Web site a list of prescription pharmaceutical products and the dates their patents expire. The FDA publishes newly approved generic product. They state whether or not the generic product is equivalent to the brand name product.

Once a product is approved by the FDA, the owner of the product, usually begins the process of distribution for said generic product. Depending on the nature of the product, the distribution for pharmaceutical products begins with drug wholesalers. The drug wholesalers distribute to retail pharmacies, chains, hospitals, Federal Government, and most managed health care organizations.

Many managed health care organizations and State Medicaid programs mandate that generic products be used when they become available. This gives a marketing edge to the first generic products on the market. If multiple generics become available for the same brand name product, price becomes the driving factor in substituting one generic product over another. In the pharmacy arena, it becomes a commodity driven market. Some managed health care organizations require a competing generic product be priced twenty (20) lower than an equivalent product, in order to justify the administrative costs to switch from one product to another.

Approval Process

The Federal Drug Administration (FDA), Center for Drug Evaluation and Research under the Federal Food, Drug, and Cosmetic Act (the Act) approves drug products on the basis of safety and effectiveness.

The main criterion for in the approval process of a pharmaceutical product is that the product is the subject of an application with an effective approval that has not been withdrawn for safety or efficacy reasons. Additionally, the FDA approves the marketing of approved multi-source prescription generic drug products.

To contain drug costs, virtually every state in the United States has adopted laws and/or regulations that encourage the substitution of drug products. These state laws generally require either that substitution be limited to drugs on a specific list (the positive formulary approach) or that it be permitted for all drugs except those prohibited by a particular list (the negative formulary approach). Because of the number of requests in the late 1970s for FDA assistance in preparing both positive and negative formularies, the FDA was inundated to meet the needs of each state on an individual basis.

The FDA also recognized that providing a single list based on common criteria would be preferable to evaluating drug products on the basis of differing definitions and criteria in various state laws. As a result, on May 31, 1978, the Commissioner of Food and Drugs sent a letter to officials of each state stating FDA's intent to provide a list of all prescription drug products that are approved by FDA for safety and effectiveness, along with therapeutic equivalence determinations for multi-source prescription products.

The list was distributed as a proposal in January 1979. It included only currently marketed prescription drug products approved by FDA through new drug applications (NDAs), abbreviated new drug applications (ANDAs), or abbreviated antibiotic applications (AADAs) under the provisions of Section 505 or 507 of the Act. The therapeutic equivalence evaluations in the List reflect FDA's application of specific criteria to the approved multi-source prescription drug products on the List.

A complete discussion of the background and basis of the FDA's therapeutic equivalence evaluation policy was published in the Federal Register on January 12, 1979 (44 FR 2932). The final rule, which includes FDA's responses to the public comments on the proposal, was published in the Federal Register on October 31, 1980 (45 FR 72582). The first publication, October 1980, of the final version of the List incorporated appropriate corrections and additions. Each subsequent edition has included the new approvals and made appropriate changes in data.

On September 24, 1984, the President of the United States signed into law the Drug Price Competition and Patent Term Restoration Act (1984 Amendments). The 1984 Amendments require that FDA, among other things, make publicly available a list of approved drug products with monthly supplements. The Approved Drug Products with therapeutic equivalence evaluations publication and its monthly Cumulative Supplements satisfy this requirement.

According to the FDA, pharmaceutical equivalents are drug products considered pharmaceutical equivalents if they contain the same active ingredient(s), are of the same dosage form and are identical in strength or concentration, and route of administration. Pharmaceutically equivalent drug products are formulated to contain the same amount of active ingredient in the same dosage form and to meet the same or compendia or other applicable standards (i.e., strength, quality, purity, and identity), but they may differ in characteristics such as shape, scoring configuration, packaging, excipients (including colors, flavors, preservatives), expiration time, and, within certain limits, labeling.

Drug products are considered pharmaceutical alternatives if they contain the same therapeutic moiety, but are different salts, esters, or complexes of that moiety, or are different dosage forms or strengths. Data are generally not available for FDA to make the determination of tablet to capsule bioequivalence. Different dosage forms and strengths within a product line by a single manufacturer are thus pharmaceutical alternatives, as are extended-release products when compared with immediate-release or standard-release formulations of the same active ingredient.

Drug products are considered to be therapeutic equivalents only if they are pharmaceutical equivalents and if they can be expected to have the same clinical effect when administered to patients under the conditions specified in the labeling.

The FDA classifies as therapeutically equivalent those products that meet the following general criteria: (1) they are approved as safe and effective; (2) they are pharmaceutical equivalents in that they (a) contain identical amounts of the same active drug ingredient in the same dosage form and route of administration, and (b) meet compendia or other applicable standards of strength, quality, purity, and identity; (3) they are bioequivalent in that (a) they do not present a known or potential bio-equivalence problem, and they meet an acceptable in vitro standard, or (b) if they do present such known or potential problem, they are shown to meet an appropriate bioequivalence standard; (4) they are adequately labeled; (5) they are manufactured in compliance with Current Good Manufacturing Practice regulations.

The concept of therapeutic equivalence, applies only to drug products containing the same active ingredients, and does not encompass a comparison of different therapeutic agents used for the same condition.

The FDA considers drug products to be therapeutically equivalent if they meet the criteria outlined above, even though they may differ in certain other characteristics such as shape, scoring configuration, packaging, excipients (including colors, flavors, preservatives), expiration time and minor aspects of labeling (e.g., the presence of specific pharmacokinetic information).

The FDA believes that products classified as therapeutically equivalent can be substituted with the full expectation that the substituted product will produce the same clinical effect and safety profile as the prescribed product.

The term bioavailability describes the rate and extent to which the active drug ingredient or therapeutic ingredient is absorbed from a drug product and becomes available at the site of drug action.

This term bioequivalent drug products describes pharmaceutically equivalent products that display comparable bioavailability when studied under similar experimental conditions. Section 505 (j)(7)(B) of the Act describes conditions under which a test and reference listed drug shall be considered bioequivalent:

a) the rate and extent of absorption of the test drug do not show a significant difference from the rate and extent of absorption of the reference drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses;

b) the extent of absorption of the test drug does not show a significant difference from the extent of absorption of the reference drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses and the difference from the reference drug in the rate of absorption of the drug is intentional, is reflected in its proposed labeling, is not essential to the attainment of effective body drug concentrations on chronic use, and is considered medically insignificant for the drug. Where these above methods are not applicable (e.g., for topically applied products intended for local rather than systemic effect), other in vivo tests of bioequivalence may be appropriate.

Bioequivalence may sometimes be demonstrated using an in vitro bioequivalence standard, especially when such an in vitro test has been correlated with human in vivo bioavailability data or in other situations through comparative clinical trials or pharmacodynamic studies.

Statistical Criteria for Bioequivalence

The FDA requires under the Drug Price Competition and Patent Term Restoration Act of 1984, that companies seeking approval to market a generic drug must submit data demonstrating that the drug product is bioequivalent to the pioneer (innovator) drug product. A major premise underlying the 1984 law is that bioequivalent products are therapeutically equivalent and, therefore, interchangeable.

The standard bioequivalence study is conducted in a crossover fashion in a small number of volunteers, usually with 12 to 24 healthy normal male adults. Single doses of the test and reference drugs are administered and blood or plasma levels of the drug are measured over time. Characteristics of these concentration-time curves, such as the area under the curve (AUC) and the peak blood or plasma concentration (C max), are examined by statistical procedures.

Bioequivalence of different formulations of the same drug substance involves equivalence with respect to the rate and extent of drug absorption. Two formulations whose rate and extent of absorption differ by 20% or less are generally considered bioequivalent. The use of the 20% rule is based on a medical decision that, for most drugs, a 20% difference in the concentration of the active ingredient in blood will not be clinically significant.

In order to verify, for a particular pharmacokinetic parameter, that the -/+ 20% rule is satisfied, two one-sided statistical tests are carried out using the data from the bioequivalence study. One test is used to verify that the average response for the generic product is no more than 20% below that for the innovator product; the other test is used to verify that the average response for the generic product is no more than 20% above that for the innovator product. The current practice is to carry out the two one-sided tests at the 0.05 level of significance.

Computationally, the two one-sided tests are carried out by computing a 90% confidence interval. For approval of abbreviated new drug applications (ANDA's), in most cases, the generic manufacturer must show that a 90 percent confidence interval of the difference between the mean response (usually AUC and max) of its product and that of the innovator is within the limits -/+ 20 percent of the innovator mean. If the true difference between the products is near 20 percent of the innovator mean, the confidence limit will likely be outside the acceptable range and the product will fail the bioequivalence test. Thus, an approved generic product is likely to differ from that of the innovator by far less than this quantity.

The current practice of carrying out two one-sided tests at the 0.05 level of significance ensures that if the two products truly differ by as much or more than is allowed by the equivalence criteria (usually +/- 20 percent of the innovator product average for the bioequivalence parameter, such as AUC or
Cmax) there is no more than a 5 percent chance that they will be approved as equivalent. This reflects the fact that the primary concern from the regulatory point of view is the protection of the patient against the acceptance of bioequivalence if it does not hold true. The results of a bioequivalence study must usually be acceptable for more than one pharmacokinetic parameter. As such, a generic product that truly differs by 20 percent or more from the innovator product with respect to one or more pharmacokinetic parameters, would actually have less than a 5 percent chance of being approved. Therefore, the Company must be duplicate and demonstrate to the FDA that their product can meet these criteria.

RISKS

a) There are no assurances that the Company will ever become or remain profitable. The Company's future profitability will depend on whether or not we can obtain approval from the Food and Drug Administration ("FDA") to market a generic pharmaceutical product. The Company expects to continue to incur losses if and until they can obtain FDA approval to market a generic pharmaceutical product. The Company's operating expenses are expected to continue to increase significantly in connection with its proposed activities, specifically in the areas of product development, research, filing applications to the FDA, and producing the final generic pharmaceutical product. There are no certainties that they will be able to accurately predict revenues, particularly due to the general uncertainty of obtaining FDA approval and whether or not other companies will come to the market first with the same generic pharmaceutical product.

b) The first step necessary in the Company's business plan is finding a pharmaceutical product on which the innovator patent has expired. The Company has yet to selected any product. Additionally, there are no guarantees that Baylor Industries will be able to arrange for its effective manufacture and distribution.

c) Before pharmaceutical companies are authorized to sell generic products, the FDA requires that they perform a series of studies and publish the results of their studies. At that time, the FDA may issue an Abbreviated New Drug Application (ANDA), which allows the company to market a product. If the product fails these studies, the entire project and all funding can be lost. If the Company is unable to pass the necessary studies required by the FDA, Baylor Industries may be unable to fund additional studies and would, consequently, have a material adverse affect on Baylor's business operations.

d) The Company's independent certified public accountants points out the Company inability to continue as a going Concern. This is especially the case, if the Company does not obtain additional capital and financing for its planned operations. If we do not raise a minimum of $75,000 from the proposed SB-2 offering, the Company would be unable to be a Going Concern. There are no assurances that even if the Company obtains the proceeds from this offering that they will be able to meet its cash requirements from these sources. If capital requirements or cash flow vary significantly from Baylor's current estimates or if unforeseen circumstances occur, Baylor may require additional financing sooner than is currently anticipated. Therefore, the Company's failure to raise these funds may:

     o    restrict growth;
     o limit development of new products or improvements to existing products and services;
     o    limit ability to take advantage of future opportunities;
     o    lessen ability to compete; and
     o    limit ability to continue operations.

There are no assurances that additional financing will be available to Baylor Industries, if needed, or that it will be available on terms acceptable to the Company. In addition, any sale of the Company's equity securities may involve substantial dilution to then-existing shareholders..

e) There is currently no established public trading market for Baylor Industries securities. A trading market in Baylor's securities may never develop or, if developed, it may not be able to be sustained. If for any reason the Company's common stock is not listed on the NASD OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market price of Baylor Industries securities.

(v)  Raw Materials and Suppliers

The raw material to produce a generic is a major concern. Although many innovator companies have their patents expire, they are the sole manufacturers
of the raw materials needed to make the generic counterparts.   In a sense,
they can prevent a generic product from entering the market place by controlling the raw materials needed to produce it. Therefore, the first criteria, Baylor Industries, Inc., utilizes in selecting a generic product, is to determine the availability of the raw materials to produce it. As long as the raw materials are widely available, the Company will proceed to evaluate whether or not it can be produced as a generic product. This company research to identify pharmaceutical raw materials should be considered proprietary information.

The Company does not intend to manufacture any products. The Company intends to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture pharmaceutical products that the Company plans to seek to develop and market.

(vi)  Customers

The Company plans to distribute its product - if and when it gets to this stage of its business plan - into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs. As of December 31, 2000, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues in the foreseeable future.

The customer profile, however, for generic products in the U.S. currently includes:


   Business                                   Number
--------------                             -----------
Drug wholesalers                               278
Pharmacies                                   50,000
Drug Chain Headquarters                        100
Contracting Managed Health Care                 70
Federal Government (DOD)                         1
State Medicaid Programs                         50



It should be noted that the ten (10) largest drug wholesalers, service and distribute to approximately eighty (80) percent of the entire pharmaceutical business in the U.S. Therefore, once a drug receives FDA approval, distribution then becomes the next concern of a pharmaceutical company. With limited resources, the Company believes that it will take a deal of time and effort to obtain product distribution of a generic pharmaceutical product. This could adversely affect the Company's sales results.

(vii) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company plans to produce generic pharmaceutical products, in which the innovator's product patent has expired. Patents are generally not issued to generic pharmaceutical products. If the company receives FDA approval to sell a generic product, it plans to give the product a generic trade name which would be registered with the US Trademark office. It is too premature to submit any entries, as the US Trademark Office requires that submissions should not be made until at least six (6) months until the product is
marketed.   The Company expects the generic approval process will take eighteen (18) to twenty-four (24) months.

(viii)  Regulation

The pharmaceutical industry is tightly regulated by the FDA, DEA, and State Governments, and State Boards of Pharmacy. Under Section 510(h) of the Federal Food, Drug, and Cosmetic Act, every drug establishment registered with the FDA must be inspected at least once every two (2) years to determine if the drugs they market are produced in conformance with current Good Manufacturing Practices (GMP). Copies of the inspection reports generated by the FDA District conducting the inspection or any other inspections conducted are available from the local Districts offices pursuant to the Freedom of Information regulations. These reports are also available from: National Technical Information Service, 5285 Port Royal Road, Springfield, VA 22161.

For this reason, the Company plans to use sub-contractors who are in good standing with the FDA. If the Company hopes to achieve FDA approval of a generic drug, the Company needs to utilize FDA approved facilities. When the FDA reviews the submission package from the Company, they will quickly ascertain which facilities did the testing and manufacturing and whether or not they facilities are approved FDA facilities. The Company believes the usage of non-approved FDA sub-contractors would only delay the approval process.

(ix)  Effect of Existing or Probable Government Regulations

Although the Company plans on obtaining all required federal and state permits, licenses, FDA registrations and bonds to operate its facilities, there can be no assurance that the Company's operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(x)  Research and Development Activities

Baylor Industries, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Baylor Industries, Inc. is to obtain an ANDA (Abbreviated New
Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and then subsequently market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider whether or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product. At this time, the Company is still in the process of identifying contract facilities to undertake this work. Since this is a lengthy process, the Company believes it is too premature to determine who the actual holder of the ANDA for this product will be.

The Company needs additional capitalization before it can move forward in developing any generic pharmaceutical product. To accomplish this end, the Company has filed with the U.S. Securities and Exchange Commission a SB-2 registration to raise $75,000, by selling 3,000,000 shares of common stock in the Company.

(xi)  Impact of Environmental Laws

The pharmaceutical industry is tightly regulated. The Company plans to subcontract almost all of its work to outside laboratories and to an outside pharmaceutical manufacturer. It is the Company's intent to only utilize FDA approved facilities, as it needs to have its generic product FDA approved before it can be marketed.

(xii)  Employees

The Company currently has one (1) employee (officer): one President/Secretary. All of the research and development with be subcontracted to outside laboratories and a manufacturing facility. This subcontracting will be coordinated by the President of the Company. If the company can obtain an ANDA from the FDA for a generic pharmaceutical product, at that time the Company will either consider adding more employees, or selling its rights to market the product to another Company.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at 14601 Bellaire Blvd. Suite 338, Houston, TX 77083. The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Baylor Industries is not a party to any material Legal proceedings, and none are known to be contemplated against Baylor Industries, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

Holders
-------

The number of holders of record of common stock as of December 31, 2000 is one.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on the Company's common stock, and Baylor Industries does not anticipate paying any dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

There have been no other issuances of common or preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The current core business of Baylor Industries, Inc. is to develop and contract manufacture generic prescription pharmaceutical products.
The Company hopes to develop a generic pharmaceutical product, utilizing a FDA approved contract laboratory and contract manufacturing facilities. The Company hopes to obtain an Abbreviated New Drug Application (ANDA) for their generic pharmaceutical product. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products, by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume generic product out weights its return on investment. Baylor Industries, believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration ("FDA") approval.

The goal of Baylor Industries, Inc. is to obtain an ANDA (Abbreviated
New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider where or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product.

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any Revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During calendar year, ended December 31, 2000, the Company experienced net losses $1,581. The bulk of these expenses were for legal and accounting purposes, filing fees, and transfer fees. The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

On December 21, 2000, the Company filed with the U. S. Securities and Exchange Commission for their review and approval a SB-2 Registration to further capitalize the Company by offering for sale 3,000,000 shares of common stock, at a purchase price of $0.025 per share. The completion of this offering would further capitalize the Company by $75,000, less $6,000 in offering costs for a net to the Company of $69,000. Without this funding, the Company will be unable to move its business plan further.

See Financial Note 5, which states: "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

ITEM 7.  FINANCIAL STATEMENTS.


                         Baylor Industries, Inc.
                     (A Development Stage Company)

                               Balance Sheet
                                   as of
                            December 31, 2000

                                     and

                          Statements of Income,
                       Stockholders' Equity, and
                               Cash Flows
                            for the period
                      March 29, 2000 (Inception)
                          To December 31, 2000

FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------

                                                                 PAGE #

INDEPENDENT AUDITORS REPORT                                       F-1

BALANCE SHEET                                                     F-2

STATEMENT OF OPERATIONS                                           F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                 F-4

STATEMENT OF CASH FLOWS                                           F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6-7



G. BRAD BECKSTEAD
Certified Public Accountant
                                             330 E. Warm Springs
                                             Las Vegas, NV 89119
                                                    702.528.1984
                                             425.928.2877 (efax)

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------

February 28, 2001

Board of Directors
Baylor Industries, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Baylor Industries, Inc.(the "Company")
 (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 29, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Baylor Industries, Inc., (A Development Stage Company), as of December 31, 2000, and its related statements of operations, equity and cash flows for the period March 29, 2000 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead, CPA

                        Baylor Industries, Inc.
                   (A Development Stage Company)

                             Balance Sheet
                           December 31, 2000


Assets
Cash                                              $       504
                                                  -----------
     Total current assets                                 504
                                                  -----------
                                                  $       504
                                                  ===========


Liabilities and Stockholders' Equity

Other payables                                   $         85
                                                 ------------
     Total current liabilities                             85
                                                 ------------
Common stock, $0.001 par value,
      20,000,000 shares authorized; 2,000,000
      shares issued and outstanding
      at 12/31/00                                       2,000

Deficit accumulated during development stage           (1,581)
                                                  ------------
                                                          419

                                                   $      504
                                                   ==========


The accompanying Notes are an integral part of these financial statements.

                        Baylor Industries, Inc.
                   (A Development Stage Company)

                          Income Statement
                            For the period
                March 29, 2000 (Date of Inception) to
                           December 31, 2000



INCOME STATEMENT
Revenue                                            $     -0-

General and administrative expenses                    1,581
                                                   ---------

Net loss                                           $  (1,581)
                                                   ==========



Weighted average number of
   common shares outstanding                        2,000,000

Net loss per share                                 $       -0-
                                                   ===========



The accompanying Notes are an integral part of these financial statements.

                        Baylor Industries, Inc.
                     (A Development Stage Company)

                Statement of Changes in Stockholders' Equity
                              For the period
                    March 29, 2000 (Date of Inception)
                           to December 31, 2000



STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY


                                                  Deficit
                                                  Accumulated   Total
                                                  During        Stock-
                         Common     Stock         Development   holders'
                         Shares     Amount        Stage         Equity
                         ------     ------        ----------    -------

March 31, 2000
Issued for cash          2,000,000  $2,000        $     0       2,000

Net Loss,
March 29, 2000
(inception) to
December 31, 2000                                   (1,581)    (1,581)

Balance as of
December 31, 2000        2,000,000   $2,000         (1,581)       504
                        ==========   ======         =======    =======



The accompanying Notes are an integral part of these financial statements.

                        Baylor Industries, Inc.
                   (A Development Stage Company)


                        Statement of Cash Flows
                            For the period
                  March 29, 2000 (Date of Inception)
                          to December 31, 2000


STATEMENT OF CASH FLOWS

CASH FLOWS USED BY OPERATING ACTIVITIES
   Net loss                                             (  1,581)
   Increase in other payables                                 85
                                                        ---------
   Net cash used by operating activities                (  1,496)
                                                        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by investing activities                     -0-
                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of capital stock                              2,000
                                                         -------
   Net cash provided by financing activities              2,000
                                                         -------
   Beginning cash                                           -0-
                                                         -------
   Ending cash                                              504
                                                         =======


NON-CASH TRANSACTIONS

   Interest expense                                         -0-
   Income taxes                                             -0-


The accompanying Notes are an integral part of these financial statements.

                          Baylor Industries, Inc.
                       (A Development Stage Company)
                                       Notes


Note 1 - History and organization of the company

The Company was organized March 29, 2000 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 of its $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

                          Baylor Industries, Inc.
                       (A Development Stage Company)
                                  Notes



Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable, the Company has had the same accountant since its inception on March 29, 2000.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Baylor Industries, Inc.



        Name                    Age               Position
--------------------------- ----------- -------------------------------
Candace J. Sherman              51              President, Director


CANDACE J. SHERMAN, PRESIDENT & CEO, has served in this capacity since the inception of Baylor Industries, Inc. Born January 18, 1949, Ms. Sherman, a member of Phi Beta Kappa, holds degrees from the University of North Carolina at Greensboro and Houston Baptist University in
Texas, the latter a Master's Degree in Education. She has been a teacher with the Houston Independent School District for the past 25 years and has been named Teacher of the Year at her school. She is currently devoted to continuing her teaching career while also focused on the continuing development of Baylor. This is her first endeavor to produce and market a generic pharmaceutical product. She has resides at 11411 Dunlap, Houston, Texas 77035.

DIRECTOR COMPENSATION

Directors shall receive no cash compensation for their services to Baylor as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Directors are elected in accordance with the Company's bylaws to serve until the next annual stockholders meeting. Baylor Industries does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Baylor Industries, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners during such period were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------
                                     2000
                                     ----

                                                       Number of Shares
                                                       Underlying
                         Position    Salary    Bonus   Options (#)
                         --------  -------- ---------------------------
Candace J. Sherman,      President   None      None    None



Baylor Industries intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of December 31, 1999, by each person known by Baylor Industries to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                   Number of     Percent of
         Name       Position       Shares        Ownership
         ----       --------      ---------      ----------
Candace Sherman(1)  CEO/Director  2,000,000      100.00%
                                  --------------------------
All officers and directors
as a group (1 person)             2,000,000      100.00%


(1) Candace Sherman, 14601 Bellaire Blvd., Suite 338, Houston, TX  77083


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officer/director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed March 29, 2000(2)

  3.2    By-Laws of the Company adopted March 29, 2000 (2)

(5)      CONSENT OF EXPERTS AND COUNSEL

  5.1    Letter of Consent from Thomas C. Cook, Esq., dated December 8, 2000 (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA (2)
   23.2  Letter of Consent from G. Brad Beckstead, CPA (1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (2)
  27.2   Financial Data Schedule (1)

-------------
(1)  Filed herewith.

(2) Previously filed as an exhibit to Baylor's registration statement on Form SB-2 which was filed on December 21, 2000, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

Baylor Industries did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BAYLOR INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  March 17, 2000                  By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director