Form 10QSB
period 2001-03-31
BAYLOR INDUSTRIES INC
filed 2001-05-11
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                       Commission File Number: 333-52418
                       ---------------------------------

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

----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ ]  No [X]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes [ ]  No [ ]

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14
Item 2.   Changes in Securities and Use of Proceeds............   14
Item 3.   Defaults upon Senior Securities......................   14
Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   14
Item 5.   Other Information.....................................  14
Item 6.   Exhibits and Reports on Form 8-K......................  14
Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD, Certified Public Accountant

330 E. Warm Springs                                    702.528.1984
Las Vegas, NV  89119                           425.928.2877 (e-fax)

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

                                                        May 7, 2001


Board of Directors
Baylor Industries, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Baylor Industries, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Baylor Industries, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 28, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G.Brad Beckstead
------------------------------
G. Brad Beckstead,CPA

                             Baylor Industries, Inc.
                         (a Development Stage Company)
                                  Balance Sheet


BALANCE SHEET

                                       (unaudited)
                                         March 31,         December 31,
                                           2001              2000
                                         ----------        -----------

Assets

Current assets:
       Cash                              $  1,267          $  504
                                         --------          ------
       Total current assets                 1,267             504
                                         --------          ------
                                         $  1,267          $  504
                                         ========          ======

Liabilities and Stockholders' Equity

Current liabilities:
      Loan from shareholder              $  1,000          $    0
      Other current liability                  85              85
                                         --------          ------
          Total current liabilities         1,085              85


Stockholders' Equity:

Common stock, $0.001 par value, 20,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000            2,000
Additional paid-in capital                      0                0
Deficit accumulated during
  development stage                        (1,818)         (1,581)
                                           -------         -------
                                               182             419
                                           -------         -------
                                         $   1,267         $   504
                                         =========         =======


    See accompanying notes to financial statements & audit report

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 29, 2000 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                                              March 29, 2000
                                         Three Months Ending  (Inception) to
                                               March 31,        March 31,
                                             2001       2000      2001

Revenue                                      $       0  $       0 $       0
                                             ---------  --------- ---------

Expenses:
      General and administrative expenses          237          0     1,818
             Total expenses                        237          0     1,818
                                             ---------  --------- ---------


Net (loss)                                   $   (237)  $       0 $ (1,818)
                                             =========  ========= =========

Weighted average number of
      common shares outstanding              2,000,000  2,000,000 2,000,000
                                             =========  ========= =========


Net (loss) per share                         $   (0.00) $    0.00 $  (0.00)
                                             =========  ========= =========


    See accompanying notes to financial statements & audit report

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 29, 2000 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS

                                                              March 29, 2000
                                         Three Months Ending  (Inception) to
                                            March 31,             March 31,
                                             2001      2000       2001

Cash flows from operating activities

Net (loss)                                   $ (237)   $   0      $ (1,818)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities
Increase in other current liabilities              0       0            85
                                             -------   -----      ---------
Net cash (used) by operating activities      $ (237)   $   0      $ (1,733)
                                             -------   -----      ---------

Cash flows from investing activities
Net cash used by investing activities        $     0   $   0      $       0
                                             -------   ------     ---------

Cash flows from financing activities
      Issuance of common stock               $     0   $2,000     $   2,000
      Loan from shareholder                    1,000        0         1,000
                                             -------   ------     ---------
Net cash provided by financing activities      1,000    2,000         3,000

Net (decrease) increase in cash              $   763   $2,000     $   1,267
Cash - beginning                                 504        0             0
                                             =======   ======     =========
Cash - ending                                 $1,267   $2,000     $   1,267

Supplemental disclosures:
      Interest paid                          $     0   $    0     $       0
                                             =======   ======     =========
      Income taxes paid                      $     0   $    0     $       0
                                             =======   ======     =========


    See accompanying notes to financial statements & audit report

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is

Baylor Industries, Inc.
(A Development Stage Company)
Notes

recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 29, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

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

On February 9, 2001, a shareholder loaned the Company $1,000.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of Baylor Industries, Inc. is to develop and contract manufacture generic prescription pharmaceutical products.
The Company hopes to develop a generic pharmaceutical product, utilizing an FDA approved contract laboratory and contract manufacturing facilities. The Company hopes to obtain an Abbreviated New Drug Application (ANDA) for its generic pharmaceutical product. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume
generic product outweighs its return on investment.   Barrington
Laboratories, Inc., believes it can minimize the cost of producing generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Baylor Industries, Inc. is to obtain an ANDA (Abbreviated
New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and then market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider where or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product.

The Company is seeking a contract manufacturer to produce a generic pharmaceutical product. Management needs to conduct further work to determine whether the work will be subcontracted to a particular contract pharmaceutical manufacturer. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Note 5.)

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During the quarter ended March 31, 2001, the Company experienced net losses $237. Since the Company's inception on March 29, 2000 the Company has lost $1,818. These expenses included general and administrative fees. The Company does not have any material commitments for capital expenditures.

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

Market For Company's Common Stock

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

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed March 29, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission on December 21, 2000.

               (b)By-Laws of the Company adopted March 29, 2000.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission on December 21, 2000.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission on March 19, 2001.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BAYLOR INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  May 10, 2001                     By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director