Form 10QSB
period 2001-06-30
BAYLOR INDUSTRIES INC
filed 2001-08-14
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2001
----------------------------------------------------------------------------

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

                                   Yes [ ]  No [ ]

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of June 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD, Certified Public Accountant

330 E. Warm Springs                                    702.528.1984
Las Vegas, NV  89119                           425.928.2877 (e-fax)

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Baylor Industries, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Baylor Industries, Inc.
(a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to
June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period March 29, 2000 to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 9, 2001

/s/ G.Brad Beckstead
------------------------------
G. Brad Beckstead,CPA

                             Baylor Industries, Inc.
                         (a Development Stage Company)
                                  Balance Sheet


BALANCE SHEET

                                       (unaudited)
                                         June 30,         December 31,
                                           2001              2000
                                         ----------        -----------

Assets

Current assets:
       Cash                              $  4,183          $  504
                                         --------          ------
       Total current assets                 4,183             504
                                         --------          ------
                                         $  4,183          $  504
                                         ========          ======

Liabilities and Stockholders' Equity

Current liabilities:
      Loan from shareholder              $  1,000          $    -
      Other current liability                  85              85
                                         --------          ------
          Total current liabilities         1,085              85
                                         --------          ------
                                            1,085              85

Stockholders' (Deficit):

Common stock, $0.001 par value, 20,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000            2,000
Additional paid-in capital                  3,750                -
Deficit accumulated during
  development stage                        (2,652)         (1,581)
                                           -------         -------
                                            3,098             419
                                           -------         -------
                                         $   4,183         $   504
                                         =========         =======


The accompanying Notes are an integral part of these financial statements.

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three and Six Months Ending June 30, 2001 and 2000 and For the Period March 29, 2000 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                                                                   March 29,
                       Three Months Ending  Six Months Ending        2000
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $      -   $      -  $      -  $      -  $      -
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                    834         -     1,071         -     2,652
                        --------   --------  --------  --------  --------
     Total expenses           834         -     1,071         -     2,652
                        --------   --------  --------  --------  --------
Net (loss)              $    (834) $      -  $ (1,071) $      -  $ (2,652)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,000,000   2,000,000  2,000,000  2,000,000  2,000,000
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $       -  $  (0.00)  $       -  $  (0.00)
                       =========   =========  =========  =========  =========

The accompanying Notes are an integral part of these financial statements.

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Six Months Ending June 30, 2001 and 2000
         and For the Period March 29, 2000 (Inception) to June 30, 2001


STATEMENT OF CASH FLOWS

                                                              March 29, 2000
                                      Six Months Ended         1999
                                           June 30,         (Inception) to
                                    ---------------------      June 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Net (loss)                           $ (1,071)     $      -     $ (2,652)
Adjustments to reconcile net
(loss) to net cash (used) by
operating activities
Increase in other
  current liabilities                       -             -           85
                                     --------      --------     ---------
Net cash (used) by
   operating activities              $ (1,071)     $      -     $ (2,567)
                                     --------      --------     ---------

Cash flows from
   investing activities                     -             -             -
                                     --------      --------     ---------
Net cash used by
   investing activities                     -             -             -
                                     --------      --------     ---------

Cash flows from
   financing activities
      Loan from shareholder            1,000              -        1,000
      Donated capital                  3,750              -        3,750
      Issuance of common stock             -           2,000       2,000
                                     --------      --------     ---------
Net cash provided by
   financing activities                4,750           2,000       6,750
                                     --------      --------     ---------
Net increase in cash                   3,679           2,000       4,183
Cash - beginning                         504               -           -
                                     --------      --------     ---------
Cash - ending                        $ 4,183       $   2,000    $  4,183

Supplemental disclosures:

     Interest paid                   $     -       $       -    $      -
                                     =======       =========    ========
     Income taxes paid               $     -       $       -    $      -
                                     =======       =========    ========


The accompanying Notes are an integral part of these financial statements.

                         Baylor Industries, Inc.
                      (A Development Stage Company)
                                 Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,600 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                         Baylor Industries, Inc.
                      (A Development Stage Company)
                                 Notes



Note 3 - Related party transactions

A shareholder donated $3,750 to the Company as additional paid-in capital.

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

Note 4 - Shareholders equity

A shareholder donated $3,750 to the Company as additional paid-in capital.

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Note 2.)

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

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During the quarter ended June 30, 2001, the Company experienced net losses $834. Since the Company's inception on March 29, 2000 the Company has lost $2,652. These expenses included general and administrative fees. The Company does not have any material commitments for capital expenditures.

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

To further capitalize the Company's sole shareholder donated $3,750 to the
Company as additional paid-in capital.   See Financial Footnote 3 "Related
party transactions" and Financial Footnote 4 "Shareholders Equity."

See Financial Note 2, which states: " The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations." These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the quarter ended March 31, 2001. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

                                       BAYLOR INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  August 13, 2001                 By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director