Form 10QSB
period 2001-09-30
BAYLOR INDUSTRIES INC
filed 2001-11-09
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001
----------------------------------------------------------------------------

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

                                   Yes [ ]  No [ ]

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of September 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
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
                                                             702.528.1984
                                                      425.928.2877 (efax)

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Baylor Industries, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Baylor Industries, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period March 29, 2000 to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

October 29, 2001

/s/ G.Brad Beckstead
------------------------------
G. Brad Beckstead,CPA

                             Baylor Industries, Inc.
                         (a Development Stage Company)
                                  Balance Sheet


BALANCE SHEET

                                       (unaudited)
                                       September 30,      December 31,
                                           2001              2000
                                         ----------      -----------

Assets

Current assets:
       Cash                              $  3,508          $  504
                                         --------          ------
       Total current assets                 3,508             504
                                         --------          ------
                                         $  3,508          $  504
                                         ========          ======

Liabilities and Stockholders' Equity

Current liabilities:
      Loan from shareholder              $  1,000          $    -
      Other current liability                  85              85
                                         --------          ------
          Total current liabilities         1,085              85
                                         --------          ------
                                            1,085              85

Stockholders' (Deficit):

Common stock, $0.001 par value, 20,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000            2,000
Additional paid-in capital                  3,750                -
Deficit accumulated during
  development stage                        (3,327)     v    (1,581)
                                           -------          -------
                                            2,423              419
                                           -------          -------
                                         $  3,508          $   504
                                         =========          =======


The accompanying Notes are an integral part of these financial statements.

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
       For the Three and Nine Months Ending September 30, 2001 and 2000
    and For the Period March 29, 2000 (Inception) to September 30, 2001


STATEMENT OF OPERATIONS

                     Three Months Ending  Nine Months Ending   Mar 29, 2000
                         September 30,       September 30,    (Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000        2001
                       ----------  -------  -------- --------  -------------
Revenue                 $      -   $      -  $      -  $      -  $      -
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                    675         -     1,746         -     3,327
                        --------   --------  --------  --------  --------
     Total expenses           675         -     1,746         -     3,327
                        --------   --------  --------  --------  --------
Net (loss)              $    (675) $      -  $ (1,746) $      -  $ (3,327)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,000,000   2,000,000  2,000,000  2,000,000  2,000,000
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $       -  $  (0.00)  $       -  $  (0.00)
                       =========   =========  =========  =========  =========

The accompanying Notes are an integral part of these financial statements.

                            Baylor Industries, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
         For the Nine Months Ending September 30, 2001 and 2000
    and For the Period March 29, 2000 (Inception) to September 30, 2001


STATEMENT OF CASH FLOWS

                                                                March 29,
                                      Nine Months Ending          2000
                                        September 30,        (Inception) to
                                    ---------------------      September 30,
                                       2001        2000            2001
                                    ---------    --------    -----------
Net (loss)                           $ (1,746)     $      -     $ (3,327)
Adjustments to reconcile net
(loss) to net cash (used) by
operating activities
Increase in other
  current liabilities                       -             -           85
                                     --------      --------     ---------
Net cash (used) by
   operating activities              $ (1,746)     $      -     $ (3,242)
                                     --------      --------     ---------

Cash flows from
   investing activities                     -             -             -
                                     --------      --------     ---------
Net cash used by
   investing activities                     -             -             -
                                     --------      --------     ---------

Cash flows from
   financing activities
      Loan from shareholder            1,000              -        1,000
      Contributed capital              3,750              -        3,750
      Issuance of common stock             -           2,000       2,000
                                     --------      --------     ---------
Net cash provided by
   financing activities                4,750           2,000       6,750
                                     --------      --------     ---------
Net increase in cash                   3,004           2,000       4,183
Cash - beginning                         504               -           -
                                     --------      --------     ---------
Cash - ending                        $ 3,508       $   2,000    $  3,508

Supplemental disclosures:

     Interest paid                   $     -       $       -    $      -
                                     =======       =========    ========
     Income taxes paid               $     -       $       -    $      -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction w ith the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report.
The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,300 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                         Baylor Industries, Inc.
                      (a Development Stage Company)
                                  Notes


Note 3 - Related party transactions

A shareholder contributed $3,750 to the Company as additional paid-in capital.

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

Note 4 - Shareholders equity

A shareholder contributed $3,750 to the Company as additional paid-in capital.

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

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Note 2.)

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

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During the quarter ended September 30, 2001, the Company experienced net losses $675. Since the Company's inception on March 29, 2000 the Company has lost $3,327. These expenses included general and administrative fees. The Company does not have any material commitments for capital expenditures.

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

To further capitalize the Company's sole shareholder contributed $3,750 to
the Company as additional paid-in capital.   See Financial "Note 3 "Related
party transactions" and "Note 4 - Shareholders equity."

Financial Footnote 2, states: " The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations." These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

                                          BAYLOR INDUSTRIES, INC.
                                          -----------------------
                                              (Registrant)

Date:  November 8, 2001                By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director