Form 10KSB
period 2001-12-31
BAYLOR INDUSTRIES INC
filed 2002-03-29
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

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

     As of December 31, 2001, the issuer had 2,000,000 shares of common stock outstanding.

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

(xii)  Employees

The Company currently has one (1) employee (officer): one President/Secretary. All of the research and development will be subcontracted to outside laboratories and a manufacturing facility. This subcontracting will be coordinated by the President of the Company. If the company can obtain an ANDA from the FDA for a generic pharmaceutical product, at that time the Company will either consider adding more employees, or selling its rights to market the product to another Company.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

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

Holders
-------

The number of holders of record of common stock as of December 31, 2001 is one.

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

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any Revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During calendar year, ended December 31, 2001, the Company experienced net losses $2,868. The bulk of these expenses were for legal and accounting purposes and filing fees.
The Company does not have any material commitments for capital expenditures.

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

In April 2001, the company's sole shareholder contributed $3,750 to the Company as additional paid-in capital.

ITEM 7.  FINANCIAL STATEMENTS.









                            BAYLOR INDUSTRIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000





                                   CONTENTS



CONTENTS


                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                F-1
BALANCE SHEETS                                              F-2
STATEMENTS OF OPERATIONS                                    F-3
STATEMENT OF STOCKHOLDERS' EQUITY                           F-4
STATEMENTS OF CASH FLOWS                                    F-5
NOTES TO FINANCIAL STATEMENTS                               F-6-8



                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of Baylor Industries, Inc.:

We have audited the accompanying balance sheet of Baylor Industries, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these
financial  statements based  on  our  audit.   The  balance  sheet  of Baylor
Industries, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from March 29, 2000 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated February 28, 2001, expressed an unqualified opinion on those statements. The financial statements for the period March 29, 2000 (inception) through December 31, 2000, reflect total revenue and a net loss of $-0- and $1,581, respectively, of the related totals. The other auditors' report has been furnished to us, and or opinion, insofar as it relates to the amount included for such prior period is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Baylor Industries, Inc. as of December 31, 2001, the results of its operations and its cash flows for the year then ended, and for the period from March 29, 2000 (inception) to December 31 2001, in conformity with accounting principles generally accepted in the United States of America.


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants

New York, New York

                           BAYLOR INDUSTRIES, INC..
                         (A Development Stage Company)
                                 BALANCE SHEET




BALANCE SHEET


                                                        December 31,
                                                -----------------------------
                                                      2001           2000
                                                --------------  -------------
ASSETS
   Cash and cash equivalents                    $        2,386  $         504
                                                ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                    85             85
   Advances by shareholder                               1,000              -
                                                --------------  -------------

     Total current liabilities                           1,085             85
                                                --------------  -------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                        -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,000,000 shares issued and outstanding                2,000          2,000
  Additional paid-in capital                             3,750              -
  Deficit accumulated during
   the development stage                               (4,449)        (1,581)

                                                --------------  -------------

     Total stockholders' equity                          1,301            419
                                                --------------  -------------

     Total liabilities and stockholders' equity $        2,386  $         504
                                                ==============  =============














The accompanying notes are an integral part of these financial statements.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS





STATEMENT OF OPERATIONS


                                 For the Year  March 29, 2000  March 29, 2000
                                    Ended       (Inception)    (Inception) to
                                 December 31,   December 31,    December 31,
                                     2001           2000             2001
                                 ------------  --------------  --------------
Revenue                          $          -  $            -  $            -

General and administrative
  expenses                              2,868           1,581           4,449
                                 ------------  --------------  --------------
Loss from operations before
  provision for income taxes          (2,868)         (1,581)         (4,449)

Provision for income taxes                  -               -               -
                                 ------------  --------------  --------------
Net loss                         $    (2,868)  $      (1,581)  $      (4,449)
                                 ============  ==============  ==============

Net loss per share -
  basic and diluted              $          -  $            -  $            -
                                 ============  ==============  ==============
Weighted average number of
  common shares                     2,000,000       2,000,000       2,000,000
                                 ============  ==============  ==============



















The accompanying notes are an integral part of these financial statements.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY





STATEMENT OF STOCKHOLDERS' EQUITY

                                                      Deficit
                                                    Accumulated
                                         Additional During the     Total
                           Common Stock   Paid-In   Development Stockholders'
                       -----------------
                         Shares   Amount  Capital      Stage       Equity
                       ---------  ------ ---------- ----------- -------------
Mar 31,2000 (Inception)        -  $    - $        - $         - $           -

Issued for cash        2,000,000   2,000          -           -         2,000

Net Loss                       -       -          -     (1,581)       (1,581)
                       ---------  ------ ---------- ----------- -------------

Balance Dec 31, 2000   2,000,000   2,000          -     (1,581)         (419)

Shareholder Contrib.           -       -      3,750           -         3,750

Net Loss                       -       -          -     (2,868)       (2,868)
                       ---------  ------ ---------- ----------- -------------


Balance, Dec 31, 2001  2,000,000  $2,000 $    3,750 $   (4,449) $       1,301
                       =========  ====== ========== =========== =============
























The accompanying notes are an integral part of these financial statements.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



STATEMENT OF CASH FLOWS

                                     For the Year  Mar 29, 2000  Mar 29, 2000
                                        Ended      (Inception)   (Inception)
                                         to            to            to
                                     Dec 31, 2001  Dec 31, 2000  Dec 31, 2001
                                     ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                            $    (2,868)  $    (1,581)  $    (4,449)
 Stock issued for services                                                  -
 Increase in advances by shareholder        1,000                       1,000
 Increase in accounts payable and
  accrued expenses                                           85            85
                                     ------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES     (1,868)       (1,496)       (3,364)
                                     ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                    2,000         2,000
  Cost associated with the sale of
    common stock                                              -             -
  Funds paid into capital by officer        3,750             -         3,750
                                     ------------  ------------  ------------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                  3,750         2,000         5,750
                                     ------------  ------------  ------------

  Increase in cash and cash
    equivalents                             1,882           504         2,386

  Cash and cash equivalents -
    beginning of period                       504             -             -
                                     ------------  ------------  ------------
  Cash and cash equivalents -
    end of period                    $      2,386  $        504  $      2,386
                                     ============  ============  ============


Supplemental Information:
  Cash payments made for:
    Income taxes                     $          -  $          -  $          -
                                     ============  ============  ============
    Interest                         $          -  $          -  $          -
                                     ============  ============  ============








The accompanying notes are an integral part of these financial statements.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



 NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

          Nature of Operations
          --------------------
          Baylor Industries, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting
          Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on March 29, 2000.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with
          original  maturities  of  three   months   or   less  to  be  cash
          equivalents.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

          Comprehensive Income
          --------------------
          SFAS  No.  130,  "Reporting  Comprehensive   Income,"  establishes
          standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 2 -  INCOME TAXES

          The components of the provision for income taxes for the period from January 1, 2001 to December 31, 2001 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------
             Total Current                                        -
                                                      -------------

             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------
             Total Deferred                                       -
                                                      -------------

             Total Tax Provision (Benefit) from
              Continuing Operations                   $           -
                                                      =============

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                             34.0%
            Effect of Valuation Allowance                    ( 34.0)%
                                                             --------
            Effective Income Tax Rate                            0.0%
                                                             ========

          At December 31, 2001, the Company had net carryforward losses of $4,449. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.


          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

          Deferred Tax Assets
           Loss Carryforwards                           $    1,500

           Less:  Valuation Allowance                      ( 1,500)
                                                        -----------
             Net Deferred Tax Assets                    $         -
                                                        ===========

            Net operating loss carryforwards expire in 2021.

                            BAYLOR INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 3 -  COMMON STOCK

          On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for $2,000.

          In April 2001, a shareholder contributed $3,750 to the Company as additional paid-in capital.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

          The Company is obligated to a stockholder pursuant to a note, dated
                     ,  in the amount of $1,000. These  funds  were  used  in
          -----------
          operations.  The note bears no interest and is payable upon demand.

          In April 2001, a shareholder contributed $3,750 to the Company as additional paid-in capital.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

There were no disagreements between the Company and its former CPA, G. Brad Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen & Corso, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Corso, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Baylor Industries, Inc.



        Name                    Age               Position
--------------------------- ----------- -------------------------------
Candace J. Sherman              53              President, Director


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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------
                                     2001
                                     ----

                                                       Number of Shares
                                                       Underlying
                         Position    Salary    Bonus   Options (#)
                         --------  -------- ----------------------
Candace J. Sherman       President   None      None    None


Baylor Industries intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of December 31, 2001, by each person known by Baylor Industries to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Merdinger, Fruchter, Rosen & Corso, P.C. own no stock in the Company. The Company's Certified Public Accountants are paid on a fee for service basis

The officer/director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BAYLOR INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  March 28, 2002                  By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director