Form 10QSB
period 2002-06-30
BAYLOR INDUSTRIES INC
filed 2002-08-13
CIK 1115377

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2002
----------------------------------------------------------------------------

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

                                   Yes [ ]  No [ ]

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2002. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of June 30, 2002.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13
Item 2.   Changes in Securities and Use of Proceeds............  13
Item 3.   Defaults upon Senior Securities......................  13
Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  13
Item 5.   Other Information..................................... 13
Item 6.   Exhibits and Reports on Form 8-K...................... 13
Signatures...................................................... 14

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                             BAYLOR INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS


BALANCE SHEETS (UNAUDITED)

                                                    June 30,     December 31,
                                                      2002           2001
                                                  ------------   ------------
                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $       697    $      2,386
   Inventory                                                                -
                                                  ------------   ------------
       Total current assets                               697           2,386
                                                  ------------   ------------
Fixed assets, net                                                           -
                                                  ------------   ------------
TOTAL ASSETS                                      $       697    $      2,386
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                    85             85
   Advances by shareholder                               1,000          1,000
                                                  ------------   ------------
     Total current liabilities                           1,085          1,085
                                                  ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                        -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,000,000 shares issued and outstanding                 2,000         2,000
  Additional paid-in capital                              3,750         3,750
  Deficit accumulated during
   the development stage                                 (6,138)       (4,449)
                                                    ------------  ------------

     Total stockholders' equity                            (388)        1,301
                                                    ------------  -------------

     Total liabilities and stockholders' equity    $        697  $      2,386
                                                   ============  =============

                              BAYLOR INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)



STATEMENT OF OPERATIONS (UNAUDITED)


                      Three Months Ending   Six Months Ending
                           June 30,              June 30,       March 29, 2000
                      -------------------  -------------------  (Inception) to
                         2002     2001        2002     2001     June 30, 2002
                      --------- ---------  --------- ---------  --------------
Revenue               $       - $       -  $       - $       -  $           -
                      --------- ---------  --------- ---------  --------------
Gross profit                  -         -          -         -              -
                      --------- ---------  --------- ---------  --------------

Expenses:
  General and
   administrative           827       834      1,689     1,071          6,138
                      --------- ---------  --------- ---------  --------------
Total Expenses              827       834      1,689     1,071          6,138
                      --------- ---------  --------- ---------  --------------

Net loss              $    (827) $   (834)  $ (1,689) $ (1,071)  $     (6,138)
                      =========  =========  ========= =========  ==============

Net loss per share    $   (0.00) $  (0.00)  $  (0.00) $  (0.00)  $      (0.00)
                      =========  =========  ========= =========  ==============

Weighted average
  number of common
  shares outstanding  2,000,000 2,000,000  2,000,000 2,000,000       2,000,000
                      ========= =========  ========= =========   ==============


                             BAYLOR INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


STATEMENT OF CASH FLOWS

                                                        March 29, 2000
                                    Six months ending   (inception)to
                                          June 30,         June 30,
                                    -----------------  ----------------
                                      2002       2001        2002
                                    ---------  --------- -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net (loss)                         $  (1,689)  $ (1,071) $    (6,138)
Adjustments to
 reconcile net loss
 to net cash used by
 operating activities
    Depreciation
    Decrease (increase)
      in inventory
                                   ---------  ---------  -------------
NET CASH USED IN
 OPERATING ACTIVITIES                (1,689)      (1,071)      (6,138)

CASH FLOWS FROM
 INVESTING ACTIVITIES                   -             -             -

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Loan from shareholder                 -          1,000        1,085
  Donated capital                       -          3,750        3,750
  Issuance of common
    stock                               -                       2,000
                                ---------      --------- -------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                   -          4,750        6,835
                                ---------      --------- -------------

NET INCREASE IN CASH               (1,689)         3,679          697

CASH AND CASH
 EQUIVALENTS
  -beginning of period              2,386            504            -
                                 ---------     --------- -------------

CASH AND CASH
 EQUIVALENTS
  -end of period                   $  697       $   4,183 $       697
                                   =========    ========= ============

SUPPLEMENTAL DISCLOSURES

  Interest paid                    $       -  $       - $           -
                                   =========  ========= =============
  Income taxes paid                $       -  $       - $           -
                                   =========  ========= =============


The accompanying notes are an integral part of these financial statements.

                             BAYLOR INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $6,138 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.
Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             BAYLOR INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Note 4 - Note payable - related party

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During the quarter ended June 30, 2002, the Company experienced net losses $827, this compares to a loss of $834 for the same period last year. For the six month period ended June 30, 2002, the Company experienced net losses of $1,689, this compares to net losses of $1,071 for the same period last year. The bulk of these losses represented general and administrative expenses, or specifically accounting expenses. Since the Company's inception on March 29, 2000 the Company has lost $6,138. These expenses included general and administrative fees. The Company does not have any material commitments for capital expenditures.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

(a) Exhibits

None.

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

                                          BAYLOR INDUSTRIES, INC.
                                          -----------------------
                                              (Registrant)

Date:  August 13, 2002                 By: /s/ Candace J. Sherman
                                       -----------------------
                                               Candace J. Sherman
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director